Form 10-K
period 1999-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2000-04-03
CIK 882253

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________________  or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number          33-44658
                Structured Asset Mortgage Investments Inc.
                Pass-Through Certificates, Series 1999-5
(Exact name of registrant as specified in its charter)

       Delaware                                   13-3633241
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

245 Park Avenue
New York, NY                                                      10167

(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:       (212) 272-2000

                Securities registered pursuant to Section 12(b) of the Act
                      NONE
                Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes          X    No*

   * The closing date for the transaction was December 29, 1999
                                PART I

Item 2.  Properties
                Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
                   There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were four (4) participants in the DTC system holding positions in the Cede certificates.

    The following were Noteholders and Certificateholders of record as of the end of the reporting year.

   Structured Asset Mortgage Investments Inc., Pass-Through Certificates


                Series 1999-5 Class A-1         Cede & Co.
                Series 1999-5 Class A-2         Cede & Co.
                Series 1999-5 Class A-3         Cede & Co.
                Series 1999-5 Class PO          Cede & Co.




          There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
   The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
                The address of Cede & Co. is:
                Cede & Co.
                c/o The Depository Trust Company
                Seven Hanover Square
                New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
  There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a) 1.  Not Applicable
                    2.  Not Applicable
                    3.  Exhibits
                         99.1  Annual Summary Statement
                         99.2  Annual Statement as to Compliance.
                         99.3  Annual Independent Public
                               Accountant's Servicing Report.

                (b)   Reports on Form 8-K
 The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated: November 30, 1999 and December 31, 1999




                (c)    See (a) 3 above

                (d)    Not Applicable

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Structured Asset Mortgage Investments Inc., Pass-Through Certificates Series 1999-5


                /s/  Tammy Schultz-Fugh
                     Vice President
                     US Bank


Date            March 31, 2000


                                EXHIBIT INDEX

                Exhibit Number  Description
                         99.1   Annual Summary Statement
                         99.2   Annual Statement of Compliance
                         99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

Structured Asset Mortgage Investments Inc., Pass-Through Certificates Series 1999-5
              Summary of Aggregate Amounts or End of Year Amounts

                Pool Balance                         82751959.00
                Principal       Collections                 0.00
                Realized Loss                               0.00
                Interest        Collections                 0.00
                Servicer        Fees                        0.00
                Trustee         Fees                        0.00


    Certificate          Balance            Interest          Principal

    Class A-1            57774522.00            0.00            0.00
    Class A-2            23827910.00            0.00            0.00
    Class A-3              700000.00            0.00            0.00
    Class PO               449427.00            0.00            0.00


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                To be supplied upon receipt by the Trustee