Form 10-K
period 2002-12-25
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2003-04-01
CIK 882253

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-51279

Structured Asset Mortgage Investments Inc.
(Exact name of registrant as specified in its charter)

Delaware                          13-3633241
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

383 Madison Avenue
New York, NY                                             10179
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (212) 272-2000

Structured Asset Mortgage Investments Inc.
Mortgage Pass-Through Certificates Series 2002-AR1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      There were less than 300 participants in the DTC system.


      Structured Asset Mortgage Investments Inc.
      Mortgage Pass-Through Certificates
      Series 2002-AR1 Class I-A        Cede & Co
      Series 2002-AR1 Class II-A       Cede & Co
      Series 2002-AR1 Class III-A      Cede & Co
      Series 2002-AR1 Class IV-A       Cede & Co
      Series 2002-AR1 Class V-A        Cede & Co
      Series 2002-AR1 Class VI-A       Cede & Co
      Series 2002-AR1 Class M-1        Cede & Co
      Series 2002-AR1 Class B-1        Cede & Co
      Series 2002-AR1 Class B-2        Cede & Co
      Series 2002-AR1 Class B-3        Cede & Co
      Series 2002-AR1 Class B-4                1
      Series 2002-AR1 Class B-5                1
      Series 2002-AR1 Class B-6                1



Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		 99.4  Annual Report of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Asset Mortgage Investments Inc.


      /s/  Jeffrey Mayer
      Name: Jeffrey Mayer
      Title: Vice President

      Dated:  March 28, 2003


Sarbanes-Oxley Certification

I, Jeffrey Mayer, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc.
Mortgage Pass-Through Certificates Series 2002-AR1

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

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
Bank of America, NA, as Master Servicer




Date:               March 31, 2003

Signature:          /s/ Jeffrey Mayer

Name:		    Jeffrey Mayer

Company:            Structured Asset Mortgage Investments, Inc.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Structured Asset Mortgage Investments Inc.
      Mortgage Pass-Through Certificates Series 2002-AR1

STATEMENT TO CERTIFICATEHOLDERS

      Beginning                   Current
      Principal     Principal     Pass-Through  Accrued
Class Balance       Distribution  Rate          Interest
I-A     193,544,100    83,464,620       5.70611%    6,856,046
II-A    152,705,900    20,783,970       4.09817%    4,340,631
III-A    21,782,700     5,436,698       6.43764%      880,068
IV-A     19,830,900     8,983,012       6.36154%      744,305
V-A      60,568,000    31,788,667       7.23047%    2,267,142
VI-A     34,850,300    12,822,269       7.19813%    1,398,962
M-1       7,650,800        79,750       5.55903%      302,356
B-1       7,141,100        74,437       5.55903%      282,213
B-2       4,335,400        45,191       5.55903%      171,333
B-3       3,060,200        31,899       5.55903%      120,938
B-4       1,530,200        15,950       5.55903%       60,473
B-5       1,530,300        15,951       5.55903%       60,477
B-6       1,530,435        15,953       5.55903%       60,482
R-I              50            50       4.09817%            0
R-II             50            50       4.09817%            0
Total:  510,060,435   163,558,466                  17,545,426



                                  Prepayment    Ending
      Realized Loss Deferred      Interest      Principal
Class of Principal  Interest      Shortfall     Balance
I-A               0             0             0   110,079,480
II-A              0             0             0   131,921,930
III-A             0             0             0    16,346,002
IV-A              0             0             0    10,847,888
V-A               0             0             0    28,779,333
VI-A              0             0             0    22,028,031
M-1               0             0             0     7,571,050
B-1               0             0             0     7,066,663
B-2               0             0             0     4,290,209
B-3               0             0             0     3,028,301
B-4               0             0             0     1,514,250
B-5               0             0             0     1,514,349
B-6               0             0             0     1,514,482
R-I               0             0             0             0
R-II              0             0             0             0
Total:            0             0             0   346,501,969


AMOUNTS PER $1,000 UNIT
                    Beginning
                    Principal     Principal
Class Cusip         Balance       Distribution
I-A   86358HMJ5      1000.00000000  431.24342029
II-A  86358HMM8      1000.00000000  136.10456570
III-A 86358HMN6      1000.00000000  249.58786652
IV-A  86358HMY2      1000.00000000  452.98055509
V-A   86358HMZ9      1000.00000000  524.84261293
VI-A  86358HNA3      1000.00000000  367.92419893
M-1   86358HNB1      1000.00000000   10.42368641
B-1   86358HMP1      1000.00000000   10.42368683
B-2   86358HMQ9      1000.00000000   10.42368409
B-3   86358HMR7      1000.00000000   10.42368473
B-4   86358HMS5      1000.00000000   10.42368318
B-5   86358HMU0      1000.00000000   10.42368817
B-6   86358HMW6      1000.00000000   10.42367911
R-I   86358HMK2      1000.00000000 1000.00000000
R-II  86358HML0      1000.00000000 1000.00000000

AMOUNTS PER $1,000 UNIT
                    Ending
      Interest      Principal
Class Distribution  Balance
I-A      35.42368700  568.75657971
II-A     28.42477566  863.89543430
III-A    40.40213289  750.41213348
IV-A     37.53260719  547.01944491
V-A      37.43135732  475.15738707
VI-A     40.14204899  632.07580107
M-1      39.51951430  989.57631359
B-1      39.51951520  989.57631317
B-2      39.51951838  989.57631591
B-3      39.51951833  989.57631527
B-4      39.51951379  989.57631682
B-5      39.51951905  989.57631183
B-6      39.51950435  989.57632089
R-I       4.20000000    0.00000000
R-II      4.20000000    0.00000000

viii) Comp Interest               Prin Adv      Int Adv
Gp 1  Not Provided                    13,621.42     50,044.48
Gp 2  Not Provided                    17,231.81     31,061.51
Gp 3  Not Provided                     3,973.13     18,544.77
Gp 4  Not Provided                     1,952.21     10,607.54
Gp 5  Not Provided                     6,969.10     39,239.14
Gp 6  Not Provided                     3,152.39     21,205.95
Agg                                   46,900.06    170,703.39

      Total Adv     Outstanding Unreimbursed Advances
Gp 1      63,665.90     63,665.90
Gp 2      48,293.32     82,764.27
Gp 3      22,517.90     22,517.90
Gp 4      12,559.75     12,559.75
Gp 5      46,208.24     51,849.32
Gp 6      24,358.34     32,447.33
Agg      217,603.45    265,804.47

ix) Realized Losses:Current       Cumulative
Gp 1                         0.00          0.00
Gp 2                         0.00          0.00
Gp 3                         0.00          0.00
Gp 4                         0.00          0.00
Gp 5                         0.00          0.00
Gp 6                         0.00          0.00
Agg                          0.00          0.00

x) Current Realized Loss Loans:
Loan                Cut-off       Beginning     Net Liq       Realized
Number              Balance       Balance       Proceeds      Loss





xi, xii) Number and aggregate Stated Principal Balance of the Mortgage Loans
      Num of Loans  End           Sched         Prin
      (Excl REO)    Bal           Prin          Prepayment
Gp 1            205   120,705,567     1,562,538    82,000,103
Gp 2            285   140,261,412     2,180,704    18,725,247
Gp 3             29    17,543,141       178,396     5,268,131
Gp 4             13    11,938,768       136,351     8,854,636
Gp 5             56    32,110,032       380,005    31,434,039
Gp 6             45    23,943,049       261,415    12,576,901
Total           633   346,501,969     4,699,409   158,859,057


      Net Liq       Purchase      Substitution
      Proceeds      Principal     Principal
Gp 1           0.00          0.00          0.00
Gp 2           0.00          0.00          0.00
Gp 3           0.00          0.00          0.00
Gp 4           0.00          0.00          0.00
Gp 5           0.00          0.00          0.00
Gp 6           0.00          0.00          0.00
Total          0.00          0.00          0.00

xi) Number and aggregate Stated Principal Balance of Substitutions and Purchases
      Substituted   Substituted   Purchase      Purchase
      Loan Count    Loan Balance  Count         Balance
Gp 1              0             0             0             0
Gp 2              0             0             0             0
Gp 3              0             0             0             0
Gp 4              0             0             0             0
Gp 5              0             0             0             0
Gp 6              0             0             0             0

      Cumulative    Cumulative    Cumulative    Cumulative
      Substituted   Substituted   Purchase      Purchase
      Loan Count    Loan Balance  Count         Balance
Gp 1              0             0             0             0
Gp 2              0             0             0             0
Gp 3              0             0             0             0
Gp 4              0             0             0             0
Gp 5              0             0             0             0
Gp 6              0             0             0             0

xiii) Delinquency Information for all Mortgage Loans (Includes Loans in Foreclosure, Bankruptcy, and REO)
      Delinquent 30-59 Days       Delinquent 60-89 Days
      Count         Sched Bal     Count         Sched Bal
Gp 1              0             0             0             0
Gp 2              0             0             0             0
Gp 3              0             0             0             0
Gp 4              0             0             0             0
Gp 5              0             0             0             0
Gp 6              0             0             1       384,874
Total             0             0             1       384,874

                                  Delinquent 90+ Days
      Count         Sched Bal
Gp 1              0             0
Gp 2              1     1,393,790
Gp 3              0             0
Gp 4              0             0
Gp 5              0             0
Gp 6              0             0
Total             1     1,393,790

xiv) Mortgage Loans in Foreclosure Proceedings
      Count         Outstanding Balance
Gp 1              0             0
Gp 2              0             0
Gp 3              0             0
Gp 4              0             0
Gp 5              0             0
Gp 6              0             0
Total             0             0

xv, xvi) Mortgage Loans as to which the Mortgaged Property is an REO Property
      Count         Outstanding Bal             Book Value
Gp 1              0             0                           0
Gp 2              0             0                           0
Gp 3              0             0                           0
Gp 4              0             0                           0
Gp 5              0             0                           0
Gp 6              0             0                           0
Total             0             0                           0

xvii) Cumulative Realized Losses
Class
I-A            0.00
II-A           0.00
III-A          0.00
IV-A           0.00
V-A            0.00
VI-A           0.00
M-1            0.00
B-1            0.00
B-2            0.00
B-3            0.00
B-4            0.00
B-5            0.00
B-6            0.00
Total          0.00

xviii) Average Loss Severity Percentage                                0.00%

xix) Group percentages
                                  Senior Mezzanine
      Senior        Senior Prepay and Subordinate
      Percentage    Percentage    Percentage
Gp 1    91.90376908% 100.00000000%   8.09623092%
Gp 2    94.09284653% 100.00000000%   5.90715347%
Gp 3    93.54738860% 100.00000000%   6.45261140%
Gp 4    92.21257596% 100.00000000%   7.78742404%
Gp 5    90.63434534% 100.00000000%   9.36565466%
Gp 6    92.41010310% 100.00000000%   7.58989690%

      Senior Mezzanine and
      Subordinate Prepayment
      Percentage
Gp 1     0.00000000%
Gp 2     0.00000000%
Gp 3     0.00000000%
Gp 4     0.00000000%
Gp 5     0.00000000%
Gp 6     0.00000000%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Bank of America
Officer's Certificate

Pursuant to the terms of the Servicing Agreement, the undersigned officer certifies to the following:

1. All hazard (or mortgage impairment if applicable), flood, or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments, and other charges have been paid in connection with the Mortgaged Properties;

2. Each officer has reviewed the activities and performance of the Seller/Servicer during the preceding calendar year and to the best of each officer's knowledge, based on such review, the Seller/Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Certified By: /s/ Donna Dzimian
	          Donna Dzimian
		  Officer





       EXHIBIT 99.3 -- Report of Independent Auditors


Report of Independent Accountants

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made inaccordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Standards.

In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP
    PriceWaterhouseCoopers LLP
March 7, 2003


	EXHIBIT 99.4 -- Report of Management


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $475,000,000 respectively.

/s/ Kevin M. Shannon			/s/ H. Randall Chestnut
    Kevin M. Shannon			    H. Randall Chestnut
    President				    Senior Vice President
    Consumer Real Estate		    Bank of America, N.A.
    Bank of America, N.A.

/s/ David H. Rupp			/s/ Gary K. Bettin
    David H. Rupp			    Gary K. Bettin
    Senior Vice President		    Senior Vice President and
    Bank of America, N.A.		    National Servicing Executive
					    Bank of America, N.A.

/s/ J. Mark Hanson
    J. Mark Hanson
    Senior Vice President
    Bank of America, N.A.