Form 10-K/A
period 2002-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2003-04-15
CIK 882253

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

           STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-
                      THROUGH CERTIFICATES, SERIES 1998-10

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

         Class A                            1
         Class B-1                          1
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6                          1
         Class PO                           1
         Class R                            1
         Class X                            1

         Total:                            10

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

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

Item 14. Control and Procedures.

         Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.

                  a) Liberty Lending Services, Inc.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002.

                  a) Liberty Lending Services, Inc.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002.

                  a) Liberty Lending Services, Inc.


         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 15, 2002, December 16, 2002 and January 15, 2003 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) Omitted.

         (d) Omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                    (Registrant)


                                                By: /s/ Jeffrey Mayer
                                                   ----------------------------
                                                Name:   Jeffrey Mayer
                                                Title:  Vice President

                                                Dated:  April 14, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-10.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Deutsche Bank Trust Company Americas, as Trustee
Liberty Lending Services, as Servicer

Date: April 14, 2003

                                                   STRUCTURED ASSET MORTGAGE
                                                   INVESTMENTS, INC.


                                                   By: /s/ Jeffrey Mayer
                                                      --------------------------
                                                   Name:   Jeffrey Mayer
                                                   Title:  Vice President