Form 10-K/A
period 2002-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2003-04-15
CIK 882253

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

           STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-
                      THROUGH CERTIFICATES, SERIES 1999-2

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

         Class 1-A-1                        0
         Class 1-A-2                        0
         Class 1-A-3                        1
         Class 1-A-4                        0
         Class 1-A-5                        1
         Class 1-A-6                        0
         Class 1-A-7                        0
         Class 1-A-8                        0
         Class 2-A                          3
         Class 3-A                          17
         Class 3-B-1                        1
         Class 3-B-2                        1
         Class 3-B-3                        1
         Class 3-B-4                        1
         Class 3-B-5                        1
         Class 3-B-6                        1
         Class 3-X                          1
         Class B-1                          2
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6-P                        1
         Class B-6-X                        1
         Class R-1                          1
         Class R-2                          1
         Class R-3                          1
         Class R-4                          1

         Total:                             41

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

                  a) Cendant Mortgage Corporation
                  b) IndyMac Bank F.S.B.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002.

                  a) Cendant Mortgage Corporation
                  b) IndyMac Bank F.S.B.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002.

                  a) Cendant Mortgage Corporation
                  b) IndyMac Bank F.S.B.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                                     By: /s/ Jeffrey Mayer
                                                         -----------------------
                                                     Name:   Jeffrey Mayer
                                                     Title:  President

                                                     Dated:  April 14, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1999-2.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A. as Trustee
Cendant Mortgage Corporation, as Servicer
IndyMac Bank F.S.B. as Servicer

Date: April 14, 2003



                                           By: /s/ Jeffrey Mayer
                                               --------------------------
                                           Name:    Jeffrey Mayer
                                           Company: Structured Asset Mortgage
                                                    Investments Inc.
                                           Title:   President