Form 10-K
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2003-12-31
CIK 882253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 1998

or

[    ]   Transitional reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         Commission File Number:   333-13617

          BEAR STEARNS MORTGAGE SECURITIES INC., MORTGAGE PASS-THROUGH
                          CERTIFICATES, SERIES 1998-3

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                                13-3633241
(STATE OR OTHER JURISDICTION                                   (I.R.S. EMPLOYER
     OF INCORPORATION)                                       IDENTIFICATION NO.)

  383 Madison Avenue                                                10179
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

         Not applicable.



                                     PART I



Item 1. Business

         Omitted.


Item 2. Properties

         See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required in lieu of information required by Item 102 of Regulation S-K.

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 1998, the number of holders of record for each class of Certificates were as follows.

         Class A           2
         Class B-1         1
         Class B-2         1
         Class R           1

         Total:            5

Item 6. Selected Financial Data

        Omitted.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

        Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8. Financial Statements and Supplementary Data.

         See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                  a) Countrywide Home Loans, Inc.


         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Countrywide Home Loans, Inc.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Countrywide Home Loans, Inc.

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 12, 1998, December 11, 1998 and January 15, 1999 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                                      By: /s/ Jeffrey Mayer
                                                          ----------------------
                                                      Name:   Jeffrey Mayer
                                                      Title:  President

                                                      Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Mortgage Securities Inc., Mortgage Pass-Through Certificates, Series 1998-3.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank of New York, as Trustee

Date: ______________



                                  By:  /s/ Jeffrey Mayer
                                       -----------------------------------------
                                  Name:    Jeffrey Mayer
                                  Company: Structured Asset Mortgage Investments
                                           Inc.
                                  Title:   President