Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 1998

or

[    ]   Transitional reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         Commission File Number:   333-56240

          BEAR STEARNS MORTGAGE SECURITIES INC., MORTGAGE PASS-THROUGH
                          CERTIFICATES, SERIES 1998-1

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

         Class I-A-1                        1
         Class I-A-2                        1
         Class I-A-3                        3
         Class I-A-4                        5
         Class I-A-5                        1
         Class I-A-6                        4
         Class I-A-7                        1
         Class I-A-8                        1
         Class I-A-9                        5
         Class I-A-10                       4
         Class I-A-11                       3
         Class I-A-12                       2
         Class I-A-13                       12
         Class I-A-14                       19
         Class I-A-15                       5
         Class I-A-16                       6
         Class I-A-17                       4
         Class I-A-18                       9
         Class I-B-1                        2
         Class I-B-2                        2
         Class I-B-3                        2
         Class I-B-4                        1
         Class I-B-5                        1
         Class I-B-6                        1
         Class II-A-1                       1
         Class II-A-2                       8
         Class II-A-3                       1
         Class II-A-4                       1
         Class II-A-5                       1

         Class II-A-6                       6
         Class II-A-7                       7
         Class II-A-8                       1
         Class II-B-1                       1
         Class II-B-2                       1
         Class II-B-3                       1
         Class II-B-4                       1
         Class II-B-5                       1
         Class II-B-6                       1
         Class III-A                        3
         Class III-B-1                      1
         Class III-B-2                      1
         Class III-B-3                      1
         Class 1-X                          1
         Class 1-P                          1
         Class R-1                          1
         Class R-2                          1
         Class R-3                          1
         Class R-4                          1

         Total:                             139

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                  a) Bank of America, N.A.
                  b) First Nationwide Mortgage Corporation
                  c) First Union Mortgage Corporation
                  d) People's Bank, N.A.
                  e) Wells Fargo Home Mortgage, Inc.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Bank of America, N.A.
                  b) First Nationwide Mortgage Corporation.
                  c) First Union Bank, N.A.
                  d) People's Heritage Bank, N.A.
                  e) Wells Fargo Home Mortgage, Inc.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Bank of America, N.A.
                  b) First Nationwide Mortgage Corporation

                  c) First Union Mortgage Corporation
                  d) People's Bank, N.A.
                  e) Wells Fargo Home Mortgage, Inc.


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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                                      By: /s/ Jeffrey Mayer
                                                          ----------------------
                                                      Name:   Jeffrey Mayer
                                                      Title:  President

                                                      Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Mortgage Securities Inc., Mortgage Pass-Through Certificates, Series 1998-1.

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

Wells Fargo Bank Minnesota, N.A. as Master Servicer

Date: December 31, 2003



                                        By: /s/ Jeffrey Mayer
                                            ------------------------------
                                        Name:   Jeffrey Mayer
                                        Company: Structured Asset Mortgage
                                        Investments Inc.
                                        Title:   President