Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



[x] Annual reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 1998

or

[ ] Transitional reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number:   333-13617

          BEAR STEARNS MORTGAGE SECURITIES INC., MORTGAGE PASS-THROUGH
                           CERTIFICATES, SERIES 1998-5

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

Yes      X                 No
       -----                   -----

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

         Class A-1          1
         Class A-2          3
         Class A-3          4
         Class A-4          1
         Class B-1          1
         Class B-2          1
         Class B-3          1
         Class B-4          1
         Class B-5          1
         Class B-6          1
         Class R-1          1
         Class R-2          1
         Class R-3          1


         Total:            18

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

                  a) Bank of America FSB b) Chase Manhattan Mortgage Corporation


         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Bank of America FSB b) Chase Manhattan Mortgage Corporation


         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Bank of America FSB b) Chase Manhattan Mortgage Corporation


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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                        By: /s/ Jeffrey Mayer
                                            --------------------------------
                                        Name: Jeffrey Mayer
                                        Title:   President

                                        Dated: December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Mortgage Securities Inc., Mortgage Pass-Through Certificates, Series 1998-5.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A., as Trustee

Date: December 31, 2003



                                        By: /s/ Jeffrey Mayer
                                            --------------------------------
                                        Name: Jeffrey Mayer
                                        Company: Structured Asset Mortgage
                                        Investments Inc.
                                        Title: President