Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 1998

or

[    ]   Transitional reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         Commission File Number:   033-44658

   BEAR STEARNS MORTGAGE SECURITIES INC., MORTGAGE PASS-THROUGH CERTIFICATES,
                                 SERIES 1998-6

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                               13-3633241
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
     OF INCORPORATION)                                      IDENTIFICATION NO.)

   383 Madison Avenue
   New York, New York                                              10179
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

         Class A-I                  1
         Class A-II                 1
         Class A-III                2
         Class A-IV                 1
         Class A-V                  1
         Class B-1                  1
         Class B-2                  1
         Class B-3                  1
         Class B-4                  1
         Class B-5                  1
         Class B-6                  1
         Class R-1                  1
         Class R-2                  1


         Total:                     14

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

                  a) EMC Mortgage Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) EMC Mortgage Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) EMC Mortgage Corporation


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

                                     STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                   (Registrant)


                                     By: /s/ Jeffrey Mayer
                                        ----------------------------------
                                     Name:   Jeffrey Mayer
                                     Title:  President

                                     Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-6.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:



Date: December 31, 2003



                            By:  /s/ Jeffrey Mayer
                                 ----------------------------------------------
                            Name:    Jeffrey Mayer
                            Company: Structured Asset Mortgage Investments Inc.
                            Title:   President