Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

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

          BEAR STEARNS MORTGAGE SECURITIES INC., MORTGAGE PASS-THROUGH
                          CERTIFICATES, SERIES 1998-7

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

         Class A           7
         Class B-1         1
         Class B-2         1
         Class B-3         1
         Class B-4         1
         Class B-5         1
         Class B-6         1
         Class R           1


         Total:           14


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

                  a) Mellon Mortgage Company

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Mellon Mortgage Company

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Boston Safe Deposit and Trust Company

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                               By: /s/ Jeffrey Mayer
                                                   -----------------
                                               Name:   Jeffrey Mayer
                                               Title:  President

                                               Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-7.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A., as Trustee

Date: December 31, 2003



                                           By: /s/ Jeffrey Mayer
                                               -----------------------------
                                           Name: Jeffrey Mayer
                                           Company: Structured Asset Mortgage
                                           Investments Inc.
                                           Title: President