Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

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

           STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-
                      THROUGH CERTIFICATES, SERIES 1998-8

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

         Class 1-A-1                        2
         Class 1-A-2                        7
         Class 1-A-3                        20
         Class 1-A-4                        1
         Class 1-A-5                        1
         Class 1-A-6                        1
         Class 1-A-7                        1
         Class 1-A-8                        13
         Class 1-X                          1
         Class 2-A-1                        1
         Class 2-A-2                        1
         Class 2-A-3                        1
         Class 2-A-4                        1
         Class 2-A-5                        1
         Class 2-A-6                        1
         Class 2-A-7                        3
         Class 2-A-8                        11
         Class 2-A-9                        1
         Class 2-A-10                       1
         Class 2-A-11                       2
         Class 2-X                          1
         Class 3-A-1                        1
         Class 3-A-2                        1
         Class 3-A-3                        1
         Class 3-A-4                        1
         Class 3-A-5                        1
         Class 3-B-1                        1
         Class 3-B-2                        1
         Class 3-B-3                        1

         Class 3-B-4                        1
         Class 3-B-5                        1
         Class 3-B-6                        1
         Class 3-X                          1
         Class 4-A-1                        1
         Class 4-A-2                        2
         Class 4-A-3                        1
         Class 4-B-1                        1
         Class 4-B-2                        1
         Class 4-B-3                        1
         Class 4-B-4                        1
         Class 4-B-5                        1
         Class 4-B-6                        1
         Class 4-X                          1
         Class B-1                          1
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6                          1
         Class PO                           1
         Class R-1                          1
         Class R-2                          1
         Class R-3                          1
         Class R-4                          1
         Class R-5                          1
         Class R-6                          1


         Total:                             108

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                  a) Cendant Mortgage Corporation
                  b) EMC Mortgage Corporation
                  c) North American Mortgage Company
                  d) Washington Mutual, Inc.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Cendant Mortgage Corporation

                  b) EMC Mortgage Corporation
                  c) North American Mortgage Company
                  d) Washington Mutual, Inc.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Cendant Mortgage Corporation
                  b) EMC Mortgage Corporation
                  c) North American Mortgage Company
                  d) Washington Mutual, Inc.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                               By: /s/ Jeffrey Mayer
                                                   -----------------
                                               Name:   Jeffrey Mayer
                                               Title:  President

                                               Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-8.

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

Wells Fargo Bank Minnesota, N.A., as Master Servicer

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