Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

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

        STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-THROUGH
                          CERTIFICATES, SERIES 1998-12

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

         Class A-1                  7
         Class A-2                  3
         Class A-3                  2
         Class A-4                  3
         Class A-5                  1
         Class A-6                  1
         Class A-7                  1
         Class A-8                  1
         Class A-9                  1
         Class B-1                  1
         Class B-2                  1
         Class B-3                  1
         Class B-4                  1
         Class B-5                  1
         Class B-6                  1
         Class R-I                  1
         Class R-II                 1
         Class X                    1

         Total:                     29

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                  a) Cendant Mortgage Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                  a) Cendant Mortgage Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1999.

                  a) Cendant Mortgage Corporation

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 12, 1999, December 15, 1999 and January 14, 2000 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                               By: /s/ Jeffrey Mayer
                                                   -----------------
                                               Name:   Jeffrey Mayer
                                               Title:  President

                                               Dated:  December 31, 2003

                                  CERTIFICATION

I, Jeffrey  Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-12.

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

Well Fargo Bank Minnesota, N.A., as Trustee

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