Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-01-12
CIK 882253

--------------------------------------------------------------------------------



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

           STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-
                      THROUGH CERTIFICATES, SERIES 1998-11
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

--------------------------------------------------------------------------------



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



Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the prices at which the common equity was sold, or the average bid and asked prices of such common equity, as of the specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

         Class A-1                                            4
         Class A-2                                            11

         Class A-3                                            8
         Class A-4                                            1
         Class A-5                                            2
         Class A-6                                            15
         Class A-7                                            1
         Class A-8                                            5
         Class A-9                                            14
         Class A-10                                           7
         Class A-11                                           2
         Class A-12                                           1
         Class A-13                                           1
         Class A-14                                           2
         Class A-15                                           4
         Class A-16                                           3
         Class A-17                                           2
         Class A-18                                           1
         Class B-1                                            1
         Class B-2                                            1
         Class B-3                                            1
         Class B-4                                            1
         Class B-5                                            1
         Class B-6                                            1
         Class PO                                             1
         Class X                                              1
         Class R                                              1

         Total:                                               93


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not applicable.

Item 11. Executive Compensation.

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not applicable.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and reports on Form 8-K.
         (a) Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                  Not Available.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the Year ended December 31, 1998.

                  Not Available.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  Not Available.

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificates Holders.

         (b) On December 26, 1998 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


         (c) Not applicable

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

                                               STRUCTURED ASSET MORTGAGE
                                               INVESTMENTS INC. (Registrant)

                                               By: /s/ Jeffrey Mayer
                                                   -------------------------
                                               Name:   Jeffrey Mayer
                                               Title:  President

                                               Dated:  December 4, 2003

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

                                                 STRUCTURED ASSET MORTGAGE
                                                 INVESTMENTS INC. (Registrant)

                                                 By: /s/ Jeffrey Mayer
                                                     -------------------------
                                                 Name:   Jeffrey Mayer
                                                 Title:  President

                                                 Dated:  December 4, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 1998-11.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstance under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties:


Date: __________________




                                                     By: /s/ Jeffrey Mayer
                                                         ---------------------
                                                     Name:   Jeffrey Mayer
                                                     Company: Structured Asset
                                                     Mortgage Investment Inc.
                                                     Title: President