Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

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

         Class 1-A-1                4
         Class 1-A-2                1
         Class 1-A-3                2
         Class 1-X                  1
         Class 1-P                  1
         Class 1-B-1                1
         Class 1-B-2                1
         Class 1-B-3                1
         Class 1-B-4                1
         Class 1-B-5                1
         Class 1-B-6                1
         Class 2-A-1                1
         Class 2-A-2                9
         Class 2-A-3                1
         Class 2-B-1                1
         Class 2-B-2                1
         Class 2-B-3                1
         Class 2-B-4                1
         Class 2-B-5                1
         Class 2-B-6                1
         Class PO                   1
         Class R-1                  1
         Class R-2                  1
         Class R-3                  1
         Class X                    1

         Total:                     37

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

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

                                    STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                  (Registrant)


                                  By: /s/ Jeffrey Mayer
                                      ----------------------------------------
                                  Name:    Jeffrey Mayer
                                  Title:   President
                                  Dated:   December 4, 2003

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A. as Trustee



Date: December 4, 2003



                                      By: /s/ Jeffrey Mayer
                                         -------------------------------------
                                      Name:    Jeffrey Mayer
                                      Company: Structured Asset Mortgage
                                               Investments Inc.
                                      Title:   President