Form 10-K/A
period 1998-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

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

        STRUCTURED ASSET MORTGAGE INVESTMENTS INC., MORTGAGE PASS-THROUGH
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

                  a) Liberty Lending Services, Inc.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

                  a) Liberty Lending Services, Inc.


         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 15, 1998, December 16, 1998 and January 15, 1999 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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