Form 10-K/A
period 1999-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 1999, the number of holders of record for each class of Certificates were as follows.

         Class 1-A-1                3
         Class 1-A-2                1
         Class 1-A-3                2
         Class 1-X                  1
         Class 1-P                  1
         Class 1-B-1                1
         Class 1-B-2                1
         Class 1-B-3                1
         Class 1-B-4                1
         Class 1-B-5                1
         Class 1-B-6                1
         Class 2-A-1                1
         Class 2-A-2                4
         Class 2-A-3                1
         Class 2-B-1                1
         Class 2-B-2                1
         Class 2-B-3                1
         Class 2-B-4                1
         Class 2-B-5                1
         Class 2-B-6                1
         Class PO                   1
         Class R-1                  1
         Class R-2                  1
         Class R-3                  1
         Class X                    1

         Total:                     31

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