Form 10-K/A
period 1999-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

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

         Class 1-A-1                        1
         Class 1-A-2                        1
         Class 1-A-3                        1
         Class 1-A-4                        6
         Class 1-A-5                        1
         Class 1-A-6                        1
         Class 1-A-7                        2
         Class 1-A-8                        1
         Class 2-A                          2
         Class 3-A                          5
         Class 3-B-1                        1
         Class 3-B-2                        1
         Class 3-B-3                        1
         Class 3-B-4                        1
         Class 3-B-5                        1
         Class 3-B-6                        1
         Class 3-X                          1
         Class B-1                          1
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6-P                        1
         Class B-6-X                        1
         Class R-1                          1
         Class R-2                          1
         Class R-3                          1
         Class R-4                          1

         Total:                             39

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

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                  a) Cendant Mortgage Corporation
                  b) IndyMac Bank F.S.B.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                  a) Cendant Mortgage Corporation
                  b) IndyMac Bank F.S.B.

This information is not included in this report because it is not reasonably available to the registrant. The registrant has requested, but has been unable to obtain this information from the applicable servicer.

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