Form 10-K/A
period 2000-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



[ x ] Annual reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2000, the number of holders of record for each class of Certificates were as follows.

         Class 1-A-1                3
         Class 1-A-2                1
         Class 1-A-3                1
         Class 1-X                  1
         Class 1-P                  1
         Class 1-B-1                1
         Class 1-B-2                1
         Class 1-B-3                1
         Class 1-B-4                1
         Class 1-B-5                1
         Class 1-B-6                1
         Class 2-A-1                1
         Class 2-A-2                11
         Class 2-A-3                1
         Class 2-B-1                1
         Class 2-B-2                1
         Class 2-B-3                1
         Class 2-B-4                1
         Class 2-B-5                1
         Class 2-B-6                1
         Class PO                   1
         Class R-1                  1
         Class R-2                  1
         Class R-3                  1
         Class X                    1

         Total:                     37

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2000.

                  a) Bank of America, N.A. (f/k/a NationsBanc Mortgage
                     Corporation)
                  b) Cendant Mortgage Corporation

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On January 17, 2001, December 15, 2000 and November 15, 2000 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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