Form 10-K/A
period 2000-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS INC
filed 2004-02-11
CIK 882253

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

         Class 1-A-1                        1
         Class 1-A-2                        1
         Class 1-A-3                        1
         Class 1-A-4                        4
         Class 1-A-5                        1
         Class 1-A-6                        1
         Class 1-A-7                        2
         Class 1-A-8                        1
         Class 2-A                          2
         Class 3-A                          13
         Class 3-B-1                        1
         Class 3-B-2                        1
         Class 3-B-3                        1
         Class 3-B-4                        1
         Class 3-B-5                        1
         Class 3-B-6                        1
         Class 3-X                          1
         Class B-1                          2
         Class B-2                          2
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6-P                        1
         Class B-6-X                        1
         Class R-1                          1
         Class R-2                          1
         Class R-3                          1
         Class R-4                          1

         Total:                             47

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